Form 10-K
period 2017-12-31
YAPPA WORLD INCOPORATED
filed 2018-04-16
CIK 1712041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-220325

Yappa World Incorporated
(Exact name of registrant as specified in its charter)

Delaware	47-2998023
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

4201 Via Marina, Unit D402

Marina Del Rey, CA 90292

(Address of principal executive offices and zip code)

(424) 288-9022
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]              No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [  ]             No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes      [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes     [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller Reporting company

[X] Emerging Growth company		(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 12, 2018
Common stock, $0.0001 par value	14,000,058

DOCUMENTS INCORPORATED BY REFERENCE: None.

Yappa World Incorporated

Form 10-K

PART I

FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Form 10-K, “we,” “us,” and “our” refer to Yappa World Incorporated, which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-K relate only to events or information as of the date on which the statements are made in this report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

ITEM 1. BUSINESS.

Corporate History

Yappa World Incorporated (“Yappa,” “Yappa World,” “we,” or the “Company”) was incorporated in the State of Delaware on January 21, 2015. We are a development-stage company that offers audio and video commenting services for Internet websites, and mobile platforms. Our URL is yappaapp.com. We offer multimedia commenting tools, as part of a comprehensive strategy designed to maximize a website’s content/audience participation. Yappa is a service for online communities worldwide to have audio/video conversations, discussions and commentary.

The Company’s main phone number is (424) 288-9022. Its principal operations are conducted from its office at 4201 Via Marina, Unit D402, Marina Del Rey, CA 90292. We are located on the Internet at www.Yappaapp.com.

Business

Yappa is an audio video commenting tool available on mobile & desktop that allows users/followers to post comments that are seamlessly integrated into your blog/radio/podcast platform, creating rich new media that is also shareable on all other social channels, in ways that text based comments cannot deliver. By innovating and elevating the commenting experience, Yappa offers a new way to communicate. Unlike the current text format available, Yappa delivers audible visual comments, removing limitations of the traditional text-based approach. Yappa does not moderate comments on the sites that use our service. If a comment the user makes gets deleted or not posted, it is done so at the discretion of the site publisher. Each community using Yappa establishes their own standards for etiquette, social morale standing, and acceptable language.

As the internet continues to grow and competition for website visitors increases across numerous sectors, management believes demand for innovative ways to communicate around content will also continue to grow. One of the ways we intend to compete in the comment space is by initially targeting the radio industry. Yappa provides a unique solution where radio stations can communicate with their audience via audio, integrating user audio content into live broadcasts without relying on live, on-air interactions. The Yappa management team believes that integrating the Yappa tool as the primary tool of communication between radio stations and their audience, provides the perfect product-market-fit. Yappa will seek to partner with some of the biggest radio brands to deliver this innovative communication tool, to radio audiences across the globe. Using the Yappa client dashboard, radio programmers can access user comments, export the audio, and integrate the media within their live radio broadcasts.

As part of the analytical delivery strategy, we have developed a back-end Client Comment Management Program (CCMP) that will automate a website’s audible comment traffic. This will be achieved through transcribing audible comments to text. The text will then be indexed as key words which can identify quickly what users are talking about, from the CCMP. This also allows for audible comment threads to be searchable via topics, categories, and trends.

There are numerous websites and internet blogs that provide comment sections for users without benefiting from any valuable user data. Based on the needs of a client’s website, we provide back-end analytical comment data with the objective of converting audible comments and conversations into real-time valuable data. This is primarily a result of how closely the content on the site relates to what users are discussing. This can be critical data in understanding the type of content users want to see on the website. To use the Yappa service, an email address, username, or Facebook login is required. We use personally identifiable information to deliver the service, to comply with reasonable requests of law enforcement, and recommend additional content to the user, some of which may include content from advertisers. Usage of advertising will be made clear to our users once we have defined procedures.

Management believes the successful development and marketing of this software will be key to our growth as it will allow us to provide an audio/video commenting solution in a scalable fashion with recurring revenue. Our initial entry to market will be focused on the on boarding of notable radio brands, podcast channels, news outlets, and broadcasters with active audiences/listeners ranging from 200,000 – 4,000,000 per day, per platform, globally. With the advent of social media consumption, and the migration of an increasing number of audio and video applications utilized on the web, management believes that an innovative web-based commenting tools will appeal to the market.

Technical Infrastructure

How Yappa works

The Yappa Widget is installed via a JavaScript plugin into the publisher’s site. Once the widget is installed it prompts a call to Yappa’s API (application program interface) to validate if the publisher’s domain (in which the widget has been set) is authorized. If so, the API will return the widget rendered served in a static server and targeted to an iframe set by the plugin within the publisher’s site.

Once the widget has been loaded, the API will make a request to retrieve all the “Yaps” to be shown publicly. About the visibility of the Yaps, any anonymous user can browse all the Yaps listed. But only the registered, logged and valid users (because users can be banned) will be able to publish a new Yap, leave a reply, add a flag or even vote on other Yaps. Yappa uses Passport to register the users based upon their profiles in the most known social media platforms.

The Uploading

There are three possible formats to upload a “Yap”: recording audio, recording video or uploading a video/audio file. All onsite recordings are immediately encoded. All files uploaded offline will be sent as multipart requests. Lastly all the files are cached and distributed to enhance the performance.

It is anticipated that we will seek to generate revenues in one of the following ways:

●	Subscription Fees:

Our core monetization strategy relies on the on boarding of our target audience, which includes, but not limited to: website publishers/owners, forums, radio stations/brands, entertainment platforms, bloggers, and other digital based business’ that have an audience, sizeable web traffic, and/or an active commenting community. Part of this strategy will be to allow our target audience to install and use the commenting tool. This will give access to all the product features including the premium administration tool known (CCMP) under a limited time ‘freemium’ model, with a subscription paywall at the end of the free trial period (for example, 30 – 60 days). The CCMP delivers critical analytical data (which may include but not limited to the user’s gender, location, and age) relating to the end user comments and interactions on their website, through the Yappa commenting tool. To continue using the Yappa tool, the website owner will be presented with two options at the end of the trial period:

○	OPTION 1: Continue using the Yappa Tool and have access to all features, including the CCMP for a subscription fee. We have not yet decided on what the subscription fee will be, as we are still gaining critical data on what website owners will be willing to pay according to the value of the data they will be receiving. We anticipate targeting a tiered model starting at $9.99 per month, and going up to $199.99 per month for enterprise customers, depending on website traffic, average comments per day/week/month, and comment storage requirements. As a subscriber, the website owner will also have the option of allowing their audience to be exposed to ads through the Yappa tool, and the frequency of such ads. We anticipate that Ad revenue will be shared with the website owner, according to industry standard rates.

○	OPTION 2: Continue using the Yappa tool and have access to a set of basic features, free of charge. Under this model, there will be restrictions on backend CCMP access, amongst other feature restrictions. In addition, website owners will not have permissions to control the frequency of ads that will be exposed to their audience. However, the website owner will receive a shared portion of ad revenue, according to industry standard rates.

●	Ad Revenue Model:

Continuing from the description above, Yappa will seek to include ads in before/after content consumption as static banners or images, or in video format. Yappa may allow third-party ad servers or ad networks to serve advertisements on the Yappa tool. These third-party ad servers or ad networks use technology to send, directly to the end-user’s browser or mobile device, the ads and ad links that appear on the Yappa tool, and these third parties will automatically receive the end-user’s IP address when they do so. They may also use other technologies (such as cookies, JavaScript, device identifiers, location data, and clear gifs) to compile information about the end-user browser’s or device’s visits and usage patterns on the Yappa tool, and to measure the effectiveness of their ads and to personalize the advertising content.

Employees

We employ two persons on a full-time basis, Jennifer Dyer (CEO, President, Director) and Kiaran Sim (COO, Director). We employ our CFO, Mario Beckles, and our Senior Project Manager (non-executive), Julia Pavlov on a part time basis.

Competition

We have a mix of competitors, from the point of online commenting, Disqus, and Livefyre, are the most used commenting platforms. From the point of integrating Yappa on air within primetime Radio, and programming networks, our main competition is Twitter, which is the most used social platform within that sphere. Anchor is a much newer platform that resembles something closer to our USP.

Description of Property

Jennifer Dyer (CEO, President and Director) is currently providing offices, internet access and phones to the Company at a monthly rent of $2,000. The term is month to month.

Legal Proceedings

There are no legal proceedings pending or threatened against the Company.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

None

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or he desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

To have our shares of Common Stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our Common Stock. We have not had conversations with nor engaged any market maker to file our application on Form 211 with FINRA. No assurances can be made that we will be able to obtain a sponsor to file our application.

Stockholders

As of the date of this Annual Report, we had 50 holders of record of our Common Stock.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Equity Compensation Plans

We currently do not maintain an equity compensation plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, the Company issued 916,666 shares of common stock with a par value of $0.001 at issuance prices of between $0.27 - $0.75 per share, for a total investment of $441,016, as detailed below.

Dates	$/Share	Shares	Amount
January-May	$0.50	58,007	$29,004
March	$0.27	55,555	15,000
March	$0.22	45,750	10,000
March	$0.30	83,333	25,000
March	$0.35	300,000	105,000
June	$0.63	16,000	10,000
July	$0.71	36,667	26,000
November-December	$0.60	133,335	80,000
July-December	$0.75	188,018	141,012
Total		916,667	$441,016

On July 5, 2017, the Company issued 200,000 shares of common stock with a par value of $0.0001 to Jennifer Dyer, President, Chief Executive Officer, for services.

On July 20, 2017, the Company issued 25,000 shares of common stock with a par value of $0.0001 to Mario A Beckles, Chief Financial Officer, for services.

On July 21, 2017, the Company issued 59,193 shares of common stock with a par value of $0.0001 to Al Thomas for services.

On October 20, 2017, the Company issued 25,000 shares of common stock with a par value of $0.0001 to Mario A Beckles, Chief Financial Officer, for services.

During the year ended December 31, 2017, the Company issued 1,038,107 shares of common stock for the conversion of notes payable and accrued interest in the amount of $652,066.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2017 and 2016. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

We are a development stage company. We have not yet generated or realized any revenues from business operations. Over the next twelve months, the Company intends to focus on converting the initiatives and ideas described above into revenue. The strategy and timeline for each initiative may vary, but for each initiative, we will focus on:

1) Partners. We will attempt to leverage relationships to acquire new and strategic partners to utilize the potential of the Yappa tool and maximize growth potential and scalability.

2) Sales and Marketing. Our planned go-to-market strategy is two-pronged, focusing on creating rapid growth, while attempting to utilize minimal in-house resources. On board key websites, radio stations, and podcast platforms that have built large communities of commentators to install the Yappa tool. Management will attempt to build relationships with radio stations, bloggers, podcasts, website publishers and larger active forums.

4) General Administration. Our management is keeping our expenses extremely low to minimize the additional cash required to sustain the Company through the next twelve months. We will rely on our officers to provide all general administration.

We plan to use outside consultants and service companies from time to time for various tasks in the sales, development and manufacturing of our products and product launch and distribution, under provider contracts, to the extent that we are not able to perform the required functions. Using such outside vendors may make a particular task more expensive, but we believe that using such experts should improve the outcome or speed up the timing of product development and time to market. There is no assurance that we will be able to control the costs and deliveries of such activities in the same manner as if we were performing the tasks ourselves, and therefore we are subject to the usual risks of using outside providers.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital. Our revenues have been minimal to date, and we must raise cash from sources other than through our product offering. The Company currently has no arrangements in place for additional financing. Our success or failure will be initially determined by the availability of additional financing and, thereafter by our success in implementing our business plan.

If, in the discretion of our management, it appears that the prospect of implementing any component of our business plan is promising, we will attempt to raise additional money through a private placement, public offering or through loans. If we are unable to raise additional cash, we will either have to suspend activities until we do raise the cash, or cease activities entirely.

Results of Operations

Comparison of twelve-month periods ended December 31, 2017 and 2016

Revenue

We did not generate any revenue for the year ended December 31, 2017 nor any for the year ended December 31, 2016, and we sustained net losses of $2,077,636 and $338,484 respectively. This increase in net losses is primarily attributable to increase in general and administrative expenses and professional fees.

General and Administrative Expense

General and administration expenses for the year ended December 31, 2017, amounted to $1,999,472, compared to $192,899 during the year ended December 31, 2016. The increase is primarily attributable to increase in professional fees associated with the issuance of preferred stock to the Company’s CEO and COO as well as accrued compensation. In addition, there was an increase in accounting and legal expenses associated with registering the company with the Securities and Exchange Commission.

Research and Development Expenses

Research and Development expense decreased by $22,173 to $60,117 for the year ended December 31, 2017 as compared with $82,290 for the year ended December 31, 2016. This is because of less activity in R & D because of a reduction in funding during 2017 in addition to diversion of funds toward accounting, legal and regulatory expenses associated with registering the Company’s securities with Securities and Exchange Commission.

Interest Expense/Income

For the year ended December 31, 2017 interest expense decreased by $45,462 to $17,833 from the prior year. The decrease is due to the conversion of interest bearing convertible notes that converted on April 30, 2017, compared to 2016 where there were no convertible note conversions.

Exchange Loss

For the year ended December 31, 2017 the Company incurred an exchange loss of $213, compared to $0 for the year ended December 31, 2016. This exchange rate loss was incurred as a result of a common stock subscription received by an overseas investor.

Net Loss

For the year ended December 31, 2017, we incurred a net loss of $2,077,636, compared to a net loss of $338,484 for the year ended December 31, 2016. The increase is primarily attributable to increase in professional fees associated with the issuance of preferred stock to the Company’s CEO and COO. In addition, there was an increase in accounting and legal expense associated with registering the Company with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of December 31, 2017, we have $22,992 in current assets and $33,495 in current liabilities. Our total assets were $24,611 and our total liabilities were $187,581. We had $22,992 in cash and our working capital deficit was $162,970.

Cash Flows:

	For the years ended
	December 31,
	2017	2016
Cash Flows from Operating Activities	$(405,007)	$(144,277)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	425,540	145,488
Effects of Currency Translations	-	-
Net increase in cash	$20,533	$1,248

Cash flows provided by financing activities for the twelve months ended December 31, 2017 was $425,540 compared to $145,488 for the same period in 2016. The increase is primarily attributable to an increase in funding during the twelve months of 2017.

Net cash used in operations was $405,007 for the twelve months ended December 31, 2017 compared to $144,277 for the same period in 2016. This increase was primarily attributable to an increase in the Company’s cash resources as a result of increased funding during the twelve-month period ending December 31, 2017.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2017, we had $22,992 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next 12 months.

Currently the Company is unable to pay the salaries to Ms. Dyer and Mr. Sim (as set forth below) pursuant to their respective employment agreements. Ms. Dyer and Mr. Sim have agreed to defer salary until such time as they deem the Company is able to pay such sums, but such deferral is at their discretion and can make a demand for such payments at any time. We intend to fund these commitments through the development of our business, generating revenues and raising capital.

Our current cash requirements are significant due to planned development and marketing of our current product, and we anticipate generating losses. We anticipate that the minimum funding required to remain in business for at last least the next 12 months will be $300,000.

In order to execute on our plan of operations over the next 12 months, we will need to raise additional amounts of working capital through debt or equity offerings. There are no assurances that we will be able to raise the required working capital on terms favorable, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to modify or delay our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

We believe the following is among the most critical accounting policies that impact or consolidated financial statement. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	The fee for the arrangement is fixed or determinable; and
●	Collectability is reasonably assured.

Persuasive Evidence of an Arrangement - The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Performed - The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. Professional consulting services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location.

The Fee for the Arrangement Is Fixed or Determinable - Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for most monthly services, professional consulting services, and equipment sales and rentals are fixed under the terms of the written contract. Fees for certain monthly services, including certain portions of networking, storage, and content distribution and caching services, are variable based on an objectively determinable factor such as usage. Those factors are included in the written contract such that the customer’s fee is determinable. The customer’s fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectability Is Reasonably Assured - The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer by customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended December 31, 2017 begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the year ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the year ended December 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)	We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. At the current time, directors are not compensated for serving in such capacity. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Neither the Company, its property, nor any of its directors or officers is a party to any pending legal proceeding, nor have they been subject to a bankruptcy petition filed against them. None of its officers or directors have been convicted in, nor is subject to, any criminal proceeding.

The names and ages of the directors and executive officers of the Company and their positions with the Company are as follows:

Name	Age	Position
Jennifer Dyer	46	President, Chief Executive Officer, Director
Kiaran Sim	31	Chief Operating Officer, Director
Mario Beckles	44	Chief Financial Officer

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Ms. Dyer and Mr. Sim serve the Company on a full time basis. Mr. Beckles devotes approximately 10 hours per week to the Company. With the exception of Mr. Beckles (as set forth below), neither Ms. Dyer nor Mr. Sim have any other current employment, business ventures, or directorships.

Jennifer Dyer CEO, President and Director

Jennifer Dyer is an innovator with over 10 years’ experience in the mobile web, by conceptualizing and developing new ideas, strategic partnerships, capitalizing on emerging technologies, acquiring valuable content, and creating clear brand messages. Prior to founding Yappa, Ms. Dyer was President of JH2 Group Inc, from March 2007 to December 2014. Her role as President included conceptualizing, developing and launching Celebrity Fastcard (celebfc.com), creating a credible destination site, before transforming the product into a retail brand and successfully entering the retail market place with the product across 135,000 retail stores worldwide.

Kiaran Sim COO, and Director

Kiaran Sim oversees the properties entire cycle from acquisition, development, production, post production, marketing, distribution, and cross promotions with major brand partners around the world. He is a visionary leader who develops innovative campaigns. Mr. Sim served as Vice President of JH2 Group Inc from March 2007 to December 2014, as Senior Vice President of Operations, spearheading and built two entertainment brands, Celebrity Fastcard and 2vLive. Mr. Sim utilizes an extensive network of A-list talent, across celebrities, influencers, media and key company corporate executives. In addition to leading, identifying, packaging and producing high quality mobile/internet entertainment properties, he has also led negotiations, integrated global operations, and managed strategic partnerships, through complex technology transitions with brands in Europe, Australia, North America, Brazil and China. Developed and managed strategic partnerships with global agencies and companies such as; TicketMaster, LiveNation, Yuku.com, Demi Lovato, Avril Lavigne, CAA, Microsoft, AEG Digital, Bravado, Universal Music Group Canada, Sony BMG UK, TurkCell mobile Services.

Mario Beckles CFO

Mario Beckles is managing director of Beckles & Co a professional services firm that provides accounting, audit, tax and financial reporting advisory services for public companies. Prior to forming Beckles & Co., Mario held positions such as CFO of First Liberty Power Corp, a publicly traded mining company, Partner at Jersey Fortress Capital Partners, a boutique investment banking firm, from May 2009 to Aug 2014.

Mario is a member of the American Institute of Certified Public Accountants. He is also a licensed Certified Public Accountant with the State boards of Florida and Massachusetts (inactive).

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officers, our two most highly compensated executive officers who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the year ended December 31, 2017, since our inception.

	Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Common Stock Awards (#)	Common Stock Awards ($)	Preferred Stock Awards (#)	Preferred Stock Awards ($)	All Other Compensation ($)	Total ($)

Jennifer Dyer,	2017	158,850	-	200,000	150,000	600,000	675,000	-	983,850
President CEO, (Principal Executive Officer) Director	2016	17,490	-	-	-	-	-	-	17,490
	2015	59,946		5,880,000	588				60,534

Kiaran Sim -	2017	124,000	-	-	-	400,000	450,000	-	574,000
Chief Operations Officer, Director	2016	1,054	-	-	-	-	-	-	1,054
	2015	38,847	-	3,920,000	392	-	-	-	39,239

Mario Beckles (1)-	2017	12,250	-	50,000	37,500	-	-	-	49,750
Chief Financial Officer

(1) Mr. Beckles became CFO of the Company on July 20, 2017. Pursuant to the agreement with Mr. Beckles the Company agreed to issue Mr. Beckles an aggregate of 100,000 shares of Company common stock (with standard restrictive legend) as follows: 25,000 on each of the date of the agreement, and each three-month anniversary thereafter provided the agreement remains in effect).

Agreements With Executive Officers

Below is a summary of the agreements the Company is a party to with the named executive officers:

Effective January 1, 2017 the Company entered into an agreement with Jennifer Dyer to serve as Chief Executive Officer and President of the Company. The agreement provided for a term of seven years and automatically be renewed for additional two year periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term. The agreement provides for an annual salary of One Hundred Five Thousand Dollars ($105,000) which salary shall increase annually on January 1 of each year during the term, a minimum of five percent (5%) per annum or such greater amount as determined by the Board of Directors. entitled to such bonus as determined annually by the Board of Directors, but in no event shall such annual bonus be less than twenty five percent (25%) of the then current salary in effect. The Agreement provides for the Company to provide all rights and benefits for which she shall be eligible under any benefit or other plans (including, without limitation, dental, medical, medical reimbursement and hospital plans, disability insurance, and pension plans) as the Company shall make available to its senior executives from time to time. In addition during the term of the agreement the Company shall provide: an automobile allowance of Eight Hundred Dollars ($800) Dollars per month, and health care reimbursement of One Thousand Dollars ($1,000) per month, and miscellaneous expense reimbursement of Five Hundred Dollars ($500) per month. If the employment is terminated as a result of her death or Disability (as defined in the agreement), the Company shall pay to Ms. Dyer or her estate, as applicable, her salary and any accrued but unpaid bonus and expense reimbursement amounts through the date of her death or disability, and a lump sum payment equal to three times the salary (at the time her Death or Disability occurs) within 30 days of her death or disability. In the event the Company does not have the cash flow to pay such amount (as determined by the Board of Directors of the Company in writing) within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If employment is terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay the salary through the date of her termination and Ms. Dyer shall have no further entitlement to any other compensation or benefits from the Company. If employment is terminated by the Company (or its successor) upon the occurrence of a Change of Control (as defined in the agreement) or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay her salary for a period of 24 months following such termination, (ii) pay any accrued and any earned but unpaid bonus, (iv) pay the bonus she would have earned had she remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination. All Stock Options that have not vested as of the date of such termination shall be accelerated and deemed to have vested as of such termination date and shall remain exercisable for a period as outlined in the Company’s stock option program (if any). If employment is terminated by the Company without Cause, or by Ms. Dyer for Good Reason, or if this Agreement is not renewed pursuant, then the Company shall (i) pay a single lump sum cash payment within five business days of such termination equal to the salary which would be payable to thereunder for the remainder of the term (but in no event less than four times the salary then in effect) regardless of when such termination occurs, and (ii) pay the bonus she would have earned had she remained with the Company for the longer of six (6) months from the date which such termination occurs or the end of such calendar year, and (iii) pay any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination. All stock options that are scheduled to vest in the contract year of the date of such termination shall be accelerated and deemed to have vested as of the termination date. All stock options that have not vested (or deemed to have vested pursuant to the preceding sentence) shall be deemed expired, null and void. Any stock options that have vested as of the date of termination shall remain exercisable for a period as outlined in the Company’s stock option program. For the year ended December 31, 2017, $158,850 was accrued as compensation under this agreement and $35,457 was actually paid. As of December 31, 2017, $123,393 remains outstanding.

Effective January 1, 2017 the Company entered into an agreement with Kiaran Sim to serve as Chief Operating Officer of the Company. The agreement provided for a term of three years, and a salary of $8,000 per month, with increases of at least five percent per annum (as determined by the board). If terminated as a result of his death or Disability, the Company shall pay to Mr. Sim or to his estate, as applicable, an amount equal to his unpaid compensation then in effect, and any accrued but unpaid Bonus and expense reimbursement amounts through the date of his Death or Disability, and a lump sum payment equal to three times the annual compensation then in effect (at the time his Death or Disability occurs) within 30 days of his Death or Disability. In the event the Company does not have the cash flow to pay such amount (as determined by the Board of Directors of the Company in writing) within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay his compensation then in effect through the date of his termination and Mr. Sim shall have no further entitlement to any other compensation or benefits from the Company. If terminated by the Company (or its successor) upon the occurrence of a Change of Control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to Mr. Sim his compensation then in effect for a period of 24 months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iv) pay the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination. All Stock Options that have not vested as of the date of such termination shall be accelerated and deemed to have vested as of such termination date and shall remain exercisable for a period as outlined in the Company’s Stock Option program (if then in existence). If terminated by the Company without Cause, or by Mr. Sim for Good Reason, or if this Agreement is not renewed pursuant to Section 2 above, then the Company shall (i) pay Sim a single lump sum cash payment within five business days of such termination equal to the compensation then in effect which would be payable to Sim for the remainder of the Term (but in no event less than two times such amount as calculated on an annualized basis) regardless of when such termination occurs, and (ii) pay the Bonus he would have earned had he remained with the Company for the longer of six (6) months from the date which such termination occurs or the end of such calendar year, and (iii) pay any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination. All Stock Options that are scheduled to vest in the contract year of the date of such termination shall be accelerated and deemed to have vested as of the termination date. All stock options that have not vested (or deemed to have vested pursuant to the preceding sentence) shall be deemed expired, null and void. Any stock options that have vested as of the date of termination shall remain exercisable for a period as outlined in the Company’s stock option program. For the year ended December 31, 2017, $124,000 was accrued as compensation under this agreement and $110,607 was actually paid. As of December 31, 2017, $13,393 remains outstanding.

On July 20, 2017 the Company entered into an agreement with Mario Beckles to serve as Chief Financial Officer of the Company for one year. As compensation for serving as Chief Executive Officer of the Company, the Company agreed to issue Mr. Beckles an aggregate of 100,000 shares of common stock of the Company as follows: 25,000 shares on each of the effective date of the Agreement and each three-month anniversary thereafter that the agreement remains in effect. The agreement is terminable by either party upon 30-day notice to the other party.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 11, 2018, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of April 11, 2018, there were 14,000,058 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Class(2)	Amount and Nature of Beneficial Ownership of Series A Preferred Stock	Percent of Class(2)	Aggregate Equity Voting Power (Percentage)(3)
Jennifer Dyer, President, CEO, Director	6,080,000	45.2%	600,000	60%	59.07%
Kiaran Sim, COO, Director	3,920,000	29.2%	400,000	40%	39.32%
Mario Beckles, CFO (4)	50,000	*	0	0	*
Abdul Sharif	803,973	6%	0	0	*
Executive Officers and Directors as a Group (Three persons)	10,050,000	74.4%	1,000,000	100%	98.4%

* Less than one percent.

(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock (excluding shares of Series A Preferred Stock) beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 11, 2018. In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of April 11, 2018 pursuant to the exercise of options, warrants or other securities convertible into common stock (excluding shares of Series A Preferred Stock) are deemed to be outstanding for that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Percent of class is calculated on the basis of the number of shares outstanding on April 11, 2018 (common stock 14,000,058, Series A Preferred Stock 1,000,000).

(3) Does not include shares of Series A Preferred Stock owned by Ms. Dyer and Mr. Sim.

(4) Pursuant to the agreement with Mr. Beckles the Company agreed to issue Mr. Beckles an aggregate of 100,000 shares of Company common stock (with standard restrictive legend) as follows: 25,000 on each of the date of the agreement, and each three-month anniversary thereafter provided the agreement remains in effect).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since January 1, 2017, except as described herein and below, there has not been any transaction or series of transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest. We believe the transactions set forth below were executed on terms no less favorable to us than we could have obtained from unaffiliated third parties.

For a discussion on the agreements with related persons, see discussion set forth in section entitled “Agreements with Executive Officers.”

As of December 31, 2017, and December 31, 2016, the Company had a loan payable of $0 and $2,937, respectively to Jennifer Dyer, President, Chief Executive Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

As of December 31, 2017, and December 31, 2016, the Company had a loan payable of $337 and $959, respectively to Kiaran Sim, Chief Operating Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

As of December 31, 2017, and December 31, 2016, the Company had a loan payable of $246 to Dylan Cohen, Senior VP of Strategy and $950 to an individual. These loans are unsecured, non-interest bearing, and have no specific terms for repayment.

Our principle offices are currently located at 4201 Via Marina, Unit D402, Marian Del Rey, CA 90292. Jennifer Dyer (CEO, President and Director) is currently providing this office space as a sub-lease to the Company at a monthly rent of $2,000. The term is month to month.

On January 15, 2016, the Company entered a Payment Rights Purchase and Sale Agreement with EBF Partners LLC (“EBF”). EBF purchased $30,800 of the merchant sales for $22,000. In exchange for the purchased amount, the Company agreed to enter into an ACH debit authorization allowing EBF to deduct daily payment amounts of $308 until EBF has received the purchase amount of $30,800. The loan is under personal guarantee by our Co-Founder, President and Chief Executive Officer, Jennifer Dyer. The Company has recorded debt discount of $8,800, and loan issuance cost of $660 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $9,460 was amortized over the term of the loan. Amortization for the debt discount and loan issuance cost for the year ended December 31, 2016 was $8,800 and $600, respectively. As of December 31, 2017, $1,608 of this loan remains outstanding.

On January 29, 2016, the Company entered a Loan Agreement with Eidan Gamaty (“EG”). EG loaned the Company $13,000. The loan is under personal guarantee by our Co-Founder, President and CEO, Jennifer Dyer. The Company has recorded debt discount of $3,000, and loan issuance cost of $1,000 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $4,000 was amortized over the term of the loan. Amortization for the debt discount and loan issuance cost for the year ended December 31, 2016 was $3,000 and $1,000, respectively. As of December 31, 2017, $0 of this loan remains outstanding.

On February 11, 2016, the Company entered a Payment Rights Purchase and Sale Agreement with Good Loans, LLC (“Good Loans”). Good Loans purchased $14,200 of the merchant sales for $9,000. In exchange for the purchased amount, the Company agreed to enter into an ACH debit authorization allowing Good Loans to deduct daily payment amounts of $250 until Good Loans has received the purchase amount of $14,200. The loan is under personal guarantee by our Co-Founder and CEO, Jennifer Dyer and our Co-founder and Chief Operating Officer, Kiaran Sim. The Company has recorded debt discount of $4,200, and loan issuance cost of $300 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $4,500 was amortized over the term of the loan. Amortization for the debt discount and loan issuance cost for the year ended December 31, 2016 was $4,200 and $300, respectively. As of December 31, 2017, $2,848 of this loan remains outstanding.

On February 18, 2016, the Company entered a Loan Agreement with Yellowstone Capital West, LLC (“Yellowstone”). Yellowstone loaned $11,920 and the company received a cash payment in the amount of $6,805. The Company agreed to enter into an ACH debit authorization allowing Yellowstone to deduct daily payment amounts of $146 until Yellowstone has received the purchase amount of $11,920. The loan is under personal guarantee by our Co-Founder, President, and CEO, Jennifer Dyer. The Company has recorded debt discount of $3,920, and loan issuance cost of $1,195 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $5,115 was amortized over the term of the loan. Amortization for the debt discount and loan issuance cost for the year ended December 31, 2016 was $3,920 and $1,195, respectively. As of December 31, 2017, $2,148 of this loan remains outstanding.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Thayer O’Neal Company for the fiscal periods shown.

	2017	2016
Audit Fees	$44,986	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$44,986	$-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a) Financial Statements:

(b) Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation.*
3.2	Amended and Restated Certificate of Incorporation Yappa World Incorporated.*
3.3	Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock.*
3.4	Certificate of Amendment of Certificate of Incorporation.*
3.5	Bylaws Yappa World Incorporated.*
10.1	Employment Agreement Dated January 1, 2017 between Yappa World Incorporated and Jennifer Dyer.*
10.2	Agreement Dated January 1, 2017 between Yappa World Incorporated and Kiaran Sim.*
10.3	Agreement Dated July 20, 2017 between Yappa World Incorporated and Mario Beckles.*
10.4	Form of subscription agreement.*
23.1	Consent of Thayer O’Neal Company, LLC
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Documents.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

*         Previously filed.

**          Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yappa World, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Yappa World, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). These financial statements are the responsibility of the Company’s management. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2017.

Houston, Texas

April 16, 2018

YAPPA WORLD INCORPORATED

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,992	2,459
Total current assets	22,992	2,459

OTHER ASSETS:
Property & equipment, net	1,619	2,264

TOTAL ASSETS	$24,611	$4,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$180,380	$44,768
Convertible notes payable, net of deferred financing costs of $0 and $13,595, respectively	-	469,609
Notes payable	6,604	15,148
Loan from related parties	597	46,480
Total current liabilities	187,581	576,005
Convertible notes payable - long term, net of deferred financing cost of $0 and $42,895 in 2016	-	111,048

Total liabilities	187,581	687,053

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, 3,000,000 shares authorized at $0.0001 per share: 1,000,000 shares issued and outstanding	100	-
Preferred Stock, 17,000,000 shares authorized at $0.0001 per share: 0 shares issued and outstanding.	-	-
Common Stock, par value $0.0001 per share; 100,000,000 shares authorized; 13,848,881 and 11,388,888 shares issued and outstanding, respectively	1,384	1,139
Additional paid in capital	2,755,381	158,730
Accumulated deficit	(2,919,835)	(842,199)

Total stockholders’ deficit	(162,970)	(682,330)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,611	$4,723

The accompanying notes are an integral part of these financial statements.

YAPPA WORLD INCORPORATED

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
REVENUES	$-	-

OPERATING EXPENSES:
Research and Development Costs	60,117	82,290
General and Administrative	1,999,472	192,899
Total operating expenses	2,059,590	275,189

LOSS FROM OPERATIONS	(2,059,590)	(275,189)

OTHER EXPENSE
Exchange loss	(213)	-
Interest expense	(17,833)	(63,295)

NET LOSS	$(2,077,636)	$(338,484)

Net loss per common share – basic and diluted	$(0.16)	$(0.03)

Weighted average common shares outstanding – basic and diluted	12,831,378	10,862,556

The accompanying notes are an integral part of these financial statements.

YAPPA WORLD INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: Shares		Preferred Stock: Amount		Additional Paid in Capital	Accumulated Deficit	Totals

Balance – December 31, 2015	10,125,000	$1,013	$		$		$32,468	$(503,715)	$(470,234)

Common stock issued for services	1,263,888	126					126,262		126,388
Net loss for the period								(338,484)	(338,484)

Balance - December 31, 2016	11,388,888	1,139		-		-	158,730	(842,199)	(682,330)

Preferred stock issued to services				1,000,000		100	1,124,900		1,125,000
Common stock subscribed for cash	916,666	92					440,924		441,016
Common stock issued for services	505,220	50					378,864	-	378,915
Common stock converted from debt	1,038,107	103					651,963		652,066
Net loss for the period	-	-					-	(2,077,636)	(2,077,636)

Balance December 31, 2017	13,848,881	$1,384		1,000,000		$100	$2,755,381	$(2,919,835)	$(162,970)

The accompanying notes are an integral part of these financial statements.

YAPPA WORLD INCORPORATED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(2,077,636)	$(338,484)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation		645	646
Shares issued for services		1,503,915	126,387
Amortization of deferred financing fees		13,595	32,455
Amortization of discount		-	19,920
Changes in net assets and liabilities -
Accrued interest		4,238	10,920
Accrued expenses		142,586	-
Accounts payable - trade		7,650	3,879

NET CASH USED IN OPERATING ACTIVITIES		(405,007)	(144,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock		441,015	-
Proceeds from convertible notes		-	145,666
Proceeds from short-term notes payable		38,952	46,845
Payments on short-term notes payable		(8,544)	(54,772
Proceeds from Related Party Debt		52	71,544
Payments on Related Party Debt		(45,935)	(63,795)

NET CASH PROVIDED BY FINANCING ACTIVITIES		425,540	145,488

NET INCREASE IN CASH		20,533	1,211

CASH – BEGINNING OF PERIOD		2,459	1,248

CASH – END OF PERIOD		$22,992	$2,459

SUPPLEMENTAL NON-CASH DISCLOSURES
Debt conversions		$652,066	$-
Notes payable increased by financing costs and interest	$		$23,075

The accompanying notes are an integral part of these financial statements.

YAPPA WORLD INCORPORATED, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Note 1 – Organization and Basis of Accounting

Yappa World Incorporated (the “Company”) is a Delaware corporation. The Company is a development-stage Company that offers audio and video commenting services for Internet websites. We offer multimedia commenting tools, as part of a comprehensive strategy designed to maximize a website’s content/audience participation. The Company was incorporated under the laws of the State of Delaware on January 21, 2015. On that date, the Company was authorized to issue 10,000,000 shares of common stock at $0.001 par value.

On August 14, 2015 the Company filed an Amended and Restated Certificate of Incorporation whereby it is authorized to issue 100,000,000 shares of common stock having a par value of $0.0001 per share and 20,000,000 shares of preferred stock, having a par value of $0.0001 per share.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

Note 2- Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Furniture and Fixtures

Furniture and fixtures are recorded at cost and depreciated using the straight-line method at rates determined to estimate the useful lives of the assets. The annual rates used in calculating depreciation is as follows:

Furniture five years straight-line

Long-lived assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360-10, “Property, Plant and Equipment” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposal value.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value Measurement

The Company values its convertible notes and amounts due to related partings and short-term loans payable under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets, and valuations are based on observable market data in those markets.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2017 and 2016, and expenses for the years ended December 31, 2017 and 2016, and cumulative from inception. Actual results could differ from those estimates made by management.

Preferred Stock

The Company applies the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity. The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within the Company’s control as of December 31, 2017.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are available to be issued for disclosure consideration.

Adoption of Recent Accounting Pronouncements

As of December 31, 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company has applied this guidance retrospectively to all prior periods presented in the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standard update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning January 1, 2020. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In March 2016, the FASB issued an accounting standard update that provides a new requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. All of the guidance will be effective for the Company in the fiscal year beginning January 1, 2018. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures

In August 2016, the FASB issued an accounting standard update addressing the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for nonpublic entities. The amendments in this ASU should be applied using a retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

Note 3 – Related Party Transactions

As of December 31, 2017, and December 31, 2016, the Company had a loan payable of $0 and $2,937, respectively to Jennifer Dyer, President, Chief Executive Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

As of December 31, 2017, and December 31, 2016, the Company had a loan payable of $337 and $959, respectively to Kiaran Sim, Chief Operating Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

As of December 31, 2017, and December 31, 2016, the Company had a loan payable of $246 to Dylan Cohen, Senior VP of Strategy and $950 to an individual. These loans are unsecured, non-interest bearing, and have no specific terms for repayment.

Jennifer Dyer (CEO, President and Director) is currently providing offices, internet access and phones to the Company at her residence complex at a monthly rent of $2,000. The term is month to month.

On January 1, 2017, the Company entered into an agreement with Ms. Dyer to serve as President/Chief Executive Officer of the Company for a period of seven years. Pursuant to the agreement with Ms. Dyer the Company agreed to pay $105,000 per annum during the term, with annual increases to be determined by the Board of Directors (no less than five percent (5%) per annum compounded), as well as an annual bonus to be determined by the Board of Directors (but in no event lower than twenty five percent (25%) of the then current annual salary. The agreement provides that in the event the agreement is terminated without cause by the Company that the Company will pay Ms. Dyer an amount equal to the remaining salary due for the remainder of the term, but in no event less than four times the annual salary in effect at such termination.

On January 1, 2017, the Company entered into an agreement with Mr. Sim to serve as Chief Operating Officer of the Company for a period of three years. Pursuant to the agreement with Mr. Sim the Company agreed to pay $96,000 per annum during the term, with annual increases to be determined by the Board of Directors (no less than five percent (5%) per annum compounded) as well as an annual bonus to be determined by the Board of Directors (but in no event lower than twenty five percent (25%) of the then current annual salary. The agreement provides that in the event the agreement is terminated without cause by the Company that the Company will pay Mr. Sim an amount equal to the remaining salary due for the remainder of the term, but in no event less than two times the annual salary in effect at such termination.

Currently the Company is unable to pay the salaries to Ms. Dyer and Mr. Sim (as set forth above) pursuant to their respective employment agreements. Ms. Dyer and Mr. Sim have agreed to defer salary until such time as they deem the Company is able to pay such sums, but such deferral is at their discretion and can make a demand for such payments at any time. We intend to fund these commitments through the development of our business, generating revenues and raising capital.

On July 20, 2017, the Company entered into an agreement with Mr. Beckles to serve as Chief Financial Officer of the Company for a period of one year. Pursuant to the agreement with Mr. Beckles the Company agreed to issue Mr. Beckles an aggregate of 100,000 shares of Company common stock (with standard restrictive legend) as follows: 25,000 on each of the date of the agreement, and each three-month anniversary thereafter provided the agreement remains in effect).

Note 4 – Notes Payable

On January 15, 2016, the Company entered a Payment Rights Purchase and Sale Agreement with EBF Partners LLC (“EBF”). EBF purchased $30,800 of the merchant sales for $22,000. In exchange for the purchased amount, the Company agreed to enter into an ACH debit authorization allowing EBF to deduct daily payment amounts of $308 until EBF has received the purchase amount of $30,800. The loan is under personal guarantee by our Co-Founder, President and Chief Executive Officer, Jennifer Dyer. The Company has recorded debt discount of $8,800, and loan issuance cost of $660 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $9,460 was amortized over the term of the loan. Amortization for the debt discount and loan issuance cost for the year ended December 31, 2016 was $8,800 and $600, respectively. As of December 31, 2017, $1,608 of this loan remains outstanding.

On January 29, 2016, the Company entered a Loan Agreement with Eidan Gamaty (“EG”). EG loaned the Company $13,000. The loan is under personal guarantee by our Co-Founder, President and CEO, Jennifer Dyer. The Company has recorded debt discount of $3,000, and loan issuance cost of $1,000 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $4,000 was amortized over the term of the loan. Amortization for the debt discount and loan issuance cost for the year ended December 31, 2016 was $3,000 and $1,000, respectively. As of December 31, 2017, $0 of this loan remains outstanding.

On February 11, 2016, the Company entered a Payment Rights Purchase and Sale Agreement with Good Loans, LLC (“Good Loans”). Good Loans purchased $14,200 of the merchant sales for $9,000. In exchange for the purchased amount, the Company agreed to enter into an ACH debit authorization allowing Good Loans to deduct daily payment amounts of $250 until Good Loans has received the purchase amount of $14,200. The loan is under personal guarantee by our Co-Founder and CEO, Jennifer Dyer and our Co-founder and Chief Operating Officer, Kiaran Sim. The Company has recorded debt discount of $4,200, and loan issuance cost of $300 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $4,500 was amortized over the term of the loan. Amortization for the debt discount and loan issuance cost for the year ended December 31, 2016 was $4,200 and $300, respectively. As of December 31, 2017, $2,848 of this loan remains outstanding.

On February 18, 2016, the Company entered a Loan Agreement with Yellowstone Capital West, LLC (“Yellowstone”). Yellowstone loaned $11,920 and the company received a cash payment in the amount of $6,805. The Company agreed to enter into an ACH debit authorization allowing Yellowstone to deduct daily payment amounts of $146 until Yellowstone has received the purchase amount of $11,920. The loan is under personal guarantee by our Co-Founder, President, and CEO, Jennifer Dyer. The Company has recorded debt discount of $3,920, and loan issuance cost of $1,195 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $5,115 was amortized over the term of the loan. Amortization for the debt discount and loan issuance cost for the year ended December 31, 2016 was $3,920 and $1,195, respectively. As of December 31, 2017, $2,148 of this loan remains outstanding.

Note 5 – Convertible Notes Payable

On March 30, 2015, the Company entered into a convertible note agreement for $100,000 with an investor. This convertible note matures on April 30, 2017 and bear an interest rate of two percent (2%) per annum. At any time prior to the maturity date the holder can elect to convert all amounts into shares of the Company’s common stock determined using a pre-money valuation of the Company of $8,000,000. Also in the event that the Company issues and sells shares of its preferred shares of any series or any securities conferring the right to purchase the Company’s preferred shares or securities convertible into the Company’s preferred shares in a “Qualified Financing” of at least $300,000, then the outstanding principle balance of, plus any accrued but unpaid interest under, this Note, shall automatically convert at 90% of the lowest price per share paid by any Investor. On April 30, 2017, the investor elected to convert $100,000 of its April 30, 2017 convertible note into common stock. As of December 31, 2017, $0 of this note remains outstanding.

On June 5, 2015, the Company entered into a convertible note agreement for $550,000 with an investor. This convertible note matures on June 1, 2017 and bear an interest rate of two percent (2%) per annum. The company has only received $483,205 of this note. At any time prior to the maturity date the holder can elect to convert all amounts into shares of the Company’s common stock determined using a pre-money valuation of the Company of $8,000,000. Also in the event that the Company issues and sells shares of its preferred shares of any series or any securities conferring the right to purchase the Company’s preferred shares or securities convertible into the Company’s preferred shares in a “Qualified Financing” of at least $300,000, then the outstanding principle balance of, plus any accrued but unpaid interest under, this Note, shall automatically convert at 90% of the lowest price per share paid by any Investor. On April 30, 2017, the investor elected to convert $483,205 of its June 5, 2015 convertible note into common stock. As of December 31, 2017, $0 of this note remains outstanding.

On April 27, 2016, the Company entered into a convertible note agreement for $25,000 with an investor. This convertible note matures on April 27, 2019 and bears an interest rate of five percent (5%) per annum. The Company has only received $25,000 of this note. At any time prior to the maturity date the holder can elect to convert all amounts into shares of the Company’s common stock determined using a pre-money valuation of the Company of $10,000,000. Also in the event that the Company issues and sells shares of its preferred shares of any series or any securities conferring the right to purchase the Company’s preferred shares or securities convertible into the Company’s preferred shares in a “Qualified Financing” of any amount, then the outstanding principle balance of, plus any accrued but unpaid interest under, this Note, shall automatically convert at 80% of the lowest price per share paid by any Investor. On April 30, 2017, the investor elected to convert $25,000 of its April 27, 2017 convertible note into common stock. As of December 31, 2017, $0 of this note remains outstanding.

On June 13, 2016, the Company entered into a convertible note agreement for $25,000 with an investor. This convertible note matures on June 10, 2018 and bear an interest rate of two percent (2%) per annum. At any time prior to the maturity date the holder can elect to convert all amounts into shares of the Company’s common stock determined using a pre-money valuation of the Company of $10,000,000. Also in the event that the Company issues and sells shares of its preferred shares of any series or any securities conferring the right to purchase the Company’s preferred shares or securities convertible into the Company’s preferred shares in a “Qualified Financing” of at least $300,000, then the outstanding principle balance of, plus any accrued but unpaid interest under, this Note, shall automatically convert at 90% of the lowest price per share paid by any Investor. On April 30, 2017, the investor elected to convert $25,000 of its June 13, 2016 convertible note into common stock. As of December 31, 2017, $0 of this note remains outstanding.

The Company evaluated these notes in accordance with ASC 470-20, to determine if there existed a beneficial conversion feature embedded in each convertible note. Since the company has not completed a “Qualified Financing” as defined or has sold any of its preferred shares, the Company has determined that there was no beneficial conversion feature embedded in each convertible notes and therefore does not qualify for derivative accounting under 815-15, Derivatives and Hedging.

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock.

During the year ended December 31, 2017, the Company issued 916,666 shares of common stock with a par value of $0.001 at issuance prices of between $0.27 - $0.75 per share, for a total investment of $441,016 as detailed below.

Dates	$/Share	Shares	Amount
January-May	$0.50	58,007	$29,004
March	$0.27	55,555	15,000
March	$0.26	47,750	10,000
March	$0.30	83,333	25,000
March	$0.35	300,000	105,000
June	$0.63	16,000	10,000
July	$0.71	36,667	26,000
November-December	$0.60	133,335	80,000
July-December	$0.75	188,018	141,012
Total		916,667	$441,016

During the year ended December 31, 2017, the Company issued 1,038,107 shares of common stock for the conversion of notes payable and accrued interest in the amount of $652,067.

During the year ended December 31, 2017, the Company issued 505,220 shares of common stock with par value of $0.0001, for services valued at $378,917.

As of December 31, 2017 and 2016, a total of 13,848,881 and 11,388,888, respectively, of shares of common stock is issued and outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of $.0001 par value preferred shares. On June 06, 2017 the Company created 3,000,000 shares of Series A Preferred Stock, out of the 20,000,000 shares that were already authorized. On that same date, the Company issued 600,000 shares of series A preferred stock with a par value of $0.0001 to Jennifer Dyer, President, Chief Executive Officer, and 400,000 shares of the Series A preferred stock to Kiaran Sim, Chief Operating Officer.

The following is a description of the material rights of our Series A Preferred Stock:

●	Each share of Series A Preferred Stock shall have a par value of $0.0001 per share. The Series A Preferred Stock shall vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on a 200 for one basis. If the Company effects a stock split which either increases or decreases the number of shares of Common Stock outstanding and entitled to vote, the voting rights of the Series A shall not be subject to adjustment unless specifically authorized.

●	Each share of Series A Preferred Stock shall be convertible into 100 shares of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series A Preferred Stock.

●	So long as any of the shares of Series A Preferred Stock shall be outstanding, the Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least two-thirds of the total number of shares of Series A Preferred Stock outstanding: Alter or change the rights, preferences or privileges of the Series A Preferred Stock by way of reclassification, merger, consolidation or otherwise, so as to adversely affect in any manner the voting rights including number of votes presently allowed or the conversion basis by which the shares of Series A Preferred Stock are presently converted into shares of Common Stock; Increase the authorized number of shares of Series A Preferred Stock; Create any new class of shares having preferences over or being on a parity with the Series A Preferred Stock as to dividends or assets, unless the purpose of creation of such class is, and the proceeds to be derived from the sale and issuance thereof are to be used for, the retirement of all Series A Preferred Stock then outstanding; Repurchase any of the Company’s Common Stock; Merge or consolidate with any other Company, except into or with a wholly-owned subsidiary of the Company with the requisite shareholder approval; Sell, convey or otherwise dispose of, or create or incur any mortgage, lien, charge or encumbrance on or security interest in or pledge of, or sell and leaseback, all or substantially all of the property or business of the Company; or Incur, assume or guarantee any indebtedness (other than such as may be represented by the obligation to pay rent under leases) maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by the Company, except purchase money obligations, obligations assumed as part of the price of property purchased, or the extension, renewal or refunding of any thereof.

●	The holders of the Series A Preferred Stock shall be entitled to receive Common Stock dividends when, as, if and in the amount declared by the directors of the Company to be paid in cash or in Market Value of the Company’s common stock. Without prior written consent of the majority of the holders of Series A Preferred Stock, so long as any shares of Series A Preferred Stock shall be outstanding, the Company shall not declare or pay on any Junior Stock any dividend whatsoever, whether in cash, property or otherwise, nor shall the Company make any distribution on any Junior Stock, nor shall any Junior Stock be purchased or redeemed by the Company or any of its subsidiaries of which it owns not less than 51% of the outstanding voting stock, nor shall any monies be paid or made available for a sinking fund for the purchase or redemption of any Junior Stock, unless all dividends to which the holders of Series A Preferred Stock shall have been entitled for all previous dividend periods, if any, shall have been paid or declared.

●	In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to ($.0001) per share. Then all of the assets of the Company available to be distributed shall be distributed ratably to the holders of the Series A Preferred Stock and then to the holders of other outstanding shares of capital stock of the Company. If upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the assets to be distributed to the holders of the Series A Preferred Stock shall be insufficient to permit the payment to the holders thereof the full preferential amount as provided herein, then such available assets shall be distributed ratably to the holders of the Series A Preferred Stock.

As of December 31, 2017, and 2016 a total of 1,000,000 shares of Series A Preferred Stock are issued and outstanding.

Note 7 – Income Taxes

In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The following is a reconciliation of the expected tax rate to that reflected in the financial statements for the periods ended December 31, 2017 and 2016.

Description	2017	2016

Tax provision (recovery) at statutory rate (35%)	$(727,404)	$(212,222)

Adjustments
Permanent differences	448,729	58,111
Change in valuation allowance	278,675	154,111
Tax provision	$-	$-

Deferred tax assets at December 31, 2017 are comprised of the following:

Description	2017

Net operating loss carryforward	$1,176,133
Contributions carryforward	311
Less valuation allowance	(1,176,464)

Amounts recognized in financial statements	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of December 31, 2017 was $1,843,746 as itemized below:

Expiring Year Ending December 31,	Amount

2035	$196,754
2036	470,859
2037	1,176,133

Total	$1,843,746

Note 8 – Subsequent Events

During the first 3 months of the year ended December 31, 2018, the Company issued 151,177 shares of common stock with a par value of $0.001 at issuance prices of between $0.60 - $0.75 per share, for a total investment of $97,672, as detailed below:

Dates	$/Share	Shares	Amount
January	$0.60	10,832	$6,500
January	$0.75	11,562	8,672
February	$0.60	41,667	25,000
March	$0.60	2,500	2,500
March	$0.65	84,616	55,000
Total		151,177	$97,672

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yappa World Incorporated
(Registrant)

Dated: April 16, 2018	By:	/s/ Jennifer Dyer
Jennifer Dyer
President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yappa World Incorporated.

Dated: April 16, 2018	By:	/s/ Jennifer Dyer
Jennifer Dyer
President, Chief Executive Officer, Director and (Principal Executive Officer)

Dated: April 16, 2018	By:	/s/ Kiaran Sim
Kiaran Sim
Chief Operating Officer and Director (Principal Financial Officer)

Dated: April 16, 2018	By:	/s/ Mario Beckles
Mario Beckles
Chief Financial Officer (Principal Accounting Officer)

22