Form 10-Q
period 2018-03-31
YAPPA WORLD INCOPORATED
filed 2018-05-15
CIK 1712041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2018
Common stock, $0.0001 par value	14,201,660

Yappa World Incorporated

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

YAPPA WORLD INCORPORATED

BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,879	$22,992
Total current assets	17,879	22,992

OTHER ASSETS:
Property & equipment, net	1,458	1,619

TOTAL ASSETS	$19,337	$24,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$206,335	$180,380
Notes payable	6,604	6,604
Loan from related parties	597	597
Total current liabilities	213,536	187,581

Total liabilities	213,536	187,581

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock, 3,000,000 shares authorized at $0.0001 per share 1,000,000 shares issued and outstanding	100	100
Preferred Stock, 17,000,000 shares authorized at $0.0001 per share: 0 shares issued and outstanding	-	-
Common stock, par value $0.0001 per share; 100,000,000 shares authorized; 14,157,750 and 13,848,881 shares issued and outstanding, respectively	1,415	1,384
Additional paid in capital	2,953,272	2,755,381
Accumulated deficit	(3,148,986)	(2,919,835)
Total stockholders’ deficit	(194,199)	(162,970)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,337	$24,611

The accompanying notes are an integral part of these financial statements.

YAPPA WORLD INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2018	2017
REVENUES	$-	-

OPERATING EXPENSES:
Research and Development Costs	24,422	18,906
General and Administrative	204,796	109,340
Total operating expenses	229,218	128,246

LOSS FROM OPERATIONS	(229,218)	(128,246)

OTHER EXPENSE:
Exchange gain	67	-
Interest expense	-	(11,026)
TOTAL OTHER INCOME (EXPENSE)	67	(11,026)

NET LOSS	$(229,151)	$(139,272)

Net Loss per common share- basic and diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding – basic and diluted	13,920,661	11,481,318

The accompanying notes are an integral part of these financial statements.

YAPPA WORLD INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(229,151)	$(139,272)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	161	161
Shares issued for services	96,250	3,124
Amortization of deferred financing fees	-	7,990
Changes in net assets and liabilities -
Accrued interest	-	3,036
Accrued expense	33,755	-
Accounts payable - trade	(7,800)	(1,200)
NET CASH USED IN OPERATING ACTIVITIES	(106,785)	(126,161)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	101,672	170,003
Proceeds from Convertible notes	-	38,952
Proceeds from Related Party Debt	-	13,688
Payments on Related Party Debt	-	(28,571)
NET CASH PROVIDED BY FINANCING ACTIVITIES	101,672	194,072

NET (DECREASE) INCREASE IN CASH	(5,113)	67,911

CASH – BEGINNING OF PERIOD	22,992	2,459
CASH – END OF PERIOD	$17,879	$70,370

The accompanying notes are an integral part of these financial statements.

YAPPA WORLD INCORPORATED, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 (Unaudited) and December 31, 2017

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

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Furniture 5 years straight-line

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2018 and December 31, 2017, and expenses for the quarter ended March 31, 2018 and the year ended December 31, 2017. Actual results could differ from those estimates made by management.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standard update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning January 1, 2020. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

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

Note 4 – Related parties transactions

As of March 31, 2018, and December 31, 2017, the Company had a loan payable of $337 to Kiaran Sim, Chief Operating Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

As of March 31, 2018, and December 31, 2017, the Company had a loan payable of $246 to Dylan Cohen, Senior VP of Strategy and $950 to an individual. These loans are unsecured, non-interest bearing, and have no specific terms for repayment.

Jennifer Dyer (CEO, President and Director) is currently providing offices, internet access and phones to the Company at her residence complex at a monthly rent of $2,000. The term is month to month.

Note 5 – Notes payable

On January 15, 2016, the Company entered a Payment Rights Purchase and Sale Agreement with EBF Partners LLC (“EBF”). EBF purchased $30,800 of the merchant sales for $22,000. In exchange for the purchased amount, the Company agreed to enter into a ACH debit authorization allowing EBF to deduct daily payment amounts of $308 until EBF has received the purchase amount of $30,800. The loan is under personal guarantee by its Co-Founder and CEO, Jennifer Dyer. The Company has recorded debt discount of $8,800, and loan issuance cost of $660 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $9,460 was amortized over the term of the loan. As of March 31, 2018 and December 31, 2017, $1,608 of this loan remains outstanding.

On February 11, 2016, the Company entered a Payment Rights Purchase and Sale Agreement with Good Loans, LLC (“Good Loans”). Good Loans purchased $14,200 of the merchant sales for $9,000. In exchange for the purchased amount, the Company agreed to enter into a ACH debit authorization allowing Good Loans to deduct daily payment amounts of $250 until Good Loans has received the purchase amount of $14,200. The loan is under personal guarantee by its Co-Founder and CEO, Jennifer Dyer and its Co-founder and Chief Operating Officer, Kiaran Sim. The Company has recorded debt discount of $4,200, and loan issuance cost of $300 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $4,500 was amortized over the term of the loan. As of March 31, 2018 and December 31, 2017, $2,848 of this loan remains outstanding.

On February 18, 2016, the Company entered a Loan Agreement with Yellowstone Capital West, LLC (“Yellowstone”). Yellowstone loaned $11,920 and the company received a cash payment in the amount of $6,805. The Company agreed to enter into a ACH debit authorization allowing Yellowstone to deduct daily payment amounts of $146 until Yellowstone has received the purchase amount of $11,920. The loan is under personal guarantee by its Co-Founder and CEO, Jennifer Dyer. The Company has recorded debt discount of $3,920, and loan issuance cost of $1,195 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $5,115 was amortized over the term of the loan. As of March 31, 2018 and December 31, 2017, $2,148 of this loan remains outstanding.

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock.

During the quarter ended March 31, 2018, the Company issued 158,869 shares of common stock with a par value of $0.001 at issuance prices of between $0.60 - $0.75 per share, for a total investment of $101,672 as detailed below.

Dates	$/Share	Shares	Amount

January-March	$0.60	54,999	$33,000
January	$0.75	11,562	8,672
March	$0.65	92,308	60,000
Total		156,869	$101,672

During the quarter ended March 31, 2018, the Company issued 150,000 shares of common stock with par value of $0.0001, for services valued at $96,250.

As of March 31, 2018 and December 31, 2017, a total of 14,157,150 and 13,848,881, respectively, of shares of common stock is issued and outstanding.

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

As of March 31, 2018, and December 31, 2017 a total of 1,000,000 shares of Series A Preferred Stock are issued and outstanding.

Note 7 – Subsequent Events

During the months of April and May of 2018, the Company issued 43,910 shares of common stock with a par value of $0.001 at issuance prices of between $0.60 - $0.65 per share, for a total investment of $28,500, as detailed below:

Dates	$/Share	Shares	Amount
April	$0.60	833	$500
May	$0.65	43,077	28,000
Total		43,910	$28,500

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the quarter ended March 31, 2018. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly y Report on Form 10-Q. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Results of Operations

Comparison of the three-month periods ended March 31, 2018 and 2017

Revenue

We did not generate any revenue for the three months ended March 31, 2018 nor any for the three months ended March 31, 2017.

General and Administrative Expense

General and administration expenses for the three months ended March 31, 2018, amounted to $204,796, compared to $109,340 during the three months ended March 31, 2017. The increase is primarily attributable to increase in professional fees associated with the issuance of commons stock for services.

Research and Development Expenses

Research and Development expense for the three months ended March 31, 2018, amounted to 24,422 compared with $18,906 for the three months ended March 31, 2017. This is because of increased activity in R & D compounded with a reduction in the funding requirements associated with accounting, legal and regulatory expenses associated with registering the Company’s securities with Securities and Exchange Commission. As a result, the Company is now focused on application research and development.

Interest Expense/Income

For the three months ended March 31, 2018 interest expense decreased to $0 compared to $11,026 for the three months ended March 31, 2017. The decrease is due to the conversion of interest bearing convertible notes that converted on April 30, 2017, compared to the three months ended March 2017 where there were no convertible note conversions.

Exchange Loss

For the three months ended March 31, 2018 the Company incurred an exchange gain of $67, compared to $0 for the three months ended March 31, 2017. This exchange rate gain was incurred as a result of a common stock subscription received by an overseas investor.

Net Loss

For the three months ended March 31, 2018, we incurred a net loss of $229,151, compared to a net loss of $139,272 for the three months ended March 31, 2017. The increase is primarily attributable to increase in professional fees and research and development.

Liquidity and Capital Resources

As of March 31, 2018, we have $17,879 in current assets and $213,536 in current liabilities. Our total assets were $19,337 and our total liabilities were $213,536. We had $17,879 in cash and our working capital deficit was $195,657.

Cash Flows:

	For the years ended
	March 31,
	2018	2017
Cash Flows from Operating Activities	$(106,785)	$(126,161)
Cash Flows from Financing Activities	101,672	194,072
Effects of Currency Translations	-	-
Net (decrease) increase in cash	$(5,113)	$67,911

Cash flows provided by financing activities for the three months ended March 31, 2018 was $101,672 compared to $194,072 for the same period in 2017. The decrease is primarily attributable to a decrease in funding during the three months ended March 31, 2018.

Net cash used in operations was $106,785 for the three months ended March 31, 2018 compared to $126,161 for the same period in 2017. This decrease was primarily attributable to a decrease in the Company’s cash resources as a result of decreased funding during the three-month period ending March 31, 2018.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2018, we had $17,879 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

As of the quarter ended March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarter ended March 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2018, the Company issued 125,000 shares of common stock with a par value of $0.0001 at an issuance price $0.65 per share, for services valued at $81,250.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Yappa World Incorporated
(Registrant)

Dated: May 15, 2018	By:	/s/ Jennifer Dyer
Jennifer Dyer
President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yappa World Incorporated

Dated: May 15, 2018	By:	/s/ Jennifer Dyer
Jennifer Dyer
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: May 15, 2018	By:	/s/ Kiaran Sim
Kiaran Sim
Chief Operating Officer and Director (Principal Financial Officer)

Dated: May 15, 2018	By:	/s/ Mario Beckles
Mario Beckles
Chief Financial Officer (Principal Accounting Officer)

