Form 10-Q
period 2018-06-30
YAPPA WORLD INCOPORATED
filed 2018-08-20
CIK 1712041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller Reporting company
[ ] Emerging growth company
(Do not check if smaller reporting company)

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2018
Common stock, $0.0001 par value	14,408,506

Yappa World Incorporated

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

YAPPA WORLD INCORPORATED

BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,582	$22,992
Total current assets	2,582	22,992

OTHER ASSETS:
Property & equipment, net	1,296	1,619

TOTAL ASSETS	$3,878	$24,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$289,742	$180,380
Notes payable	6,604	6,604
Loan from related parties	4,527	597
Total current liabilities	300,873	187,581

Total liabilities	300,873	187,581

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT

Series A Preferred Stock, 3,000,000 shares authorized at $0.0001 per share
1,000,000 shares issued and outstanding	100	100
Preferred Stock, 17,000,000 shares authorized at $0.0001 per share: 0 shares issued and outstanding	-	-
Common stock, par value $0.0001 per share; 100,000,000 shares authorized; 14,349,737 and 13,848,881 shares issued and outstanding, respectively	1,434	1,384
Additional paid in capital	3,076,753	2,755,381
Accumulated deficit	(3,375,282)	(2,919,835)
Total stockholders’ deficit	(296,995)	(162,970)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,878	$24,611

The accompanying notes are an integral part of these financial statements.

YAPPA WORLD INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$–	$–	$–	$–

Operating expenses
Research & development	3,160	8,070	27,449	26,976
General and administrative	222,801	1,183,669	427,597	1,293,009
Total operating expense	225,961	1,191,740	455,046	1,319,986

Loss from operations	(225,961)	(1,191,740)	(455,046)	(1,319,986)
Other income (expense):
Interest expense	-	6,807	-	17,833
Foreign exchange (gain) loss	334	270	401	257

Total other income (expense)	(334)	(7,064)	(401)	(18,090)

Net loss	$(226,295)	$(1,198,804)	$(455,447)	$(1,338,076)

Net loss per common share – basic and diluted	$(0.02)	$(0.10)	$(0.03)	$(0.11)

Weighted average common shares outstanding – basic and diluted	14,285,704	12,606,097	14,108,544	12,047,325

The accompanying notes are an integral part of these financial statements.

YAPPA WORLD INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(455,447)	$(1,338,076)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	323	322
Shares issued for services	191,250	1,125,000
Amortization of deferred financing fees	-	13,595
Changes in net assets and liabilities -
Accrued interest	-	4,238
Accrued expense	109,362	-
Accounts payable - trade	-	(2,050)
NET CASH USED IN OPERATING ACTIVITIES	(154,512)	(196,971)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	130,172	194,008
Proceeds from Convertible notes	-	38,952
Proceeds from Related Party Debt	3,930	52
Payments on Related Party Debt	-	(26,935)
Payment on loan payable	-	(2,544)
NET CASH PROVIDED BY FINANCING ACTIVITIES	134,102	203,529

NET (DECREASE) INCREASE IN CASH	(20,410)	6,558

CASH – BEGINNING OF PERIOD	22,992	2,459
CASH – END OF PERIOD	$2,582	$9,017

The accompanying notes are an integral part of these financial statements.

YAPPA WORLD INCORPORATED, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 (Unaudited) and December 31, 2017

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

Revenue Recognition

The Company recognizes revenue when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Furniture and Fixtures

Furniture and fixtures are recorded at cost and depreciated using the straight-line method at rates determined to estimate the useful lives of the assets. The annual rates used in calculating depreciation is as follows:

Furniture 5 years straight-line

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2018 and December 31, 2017, and expenses for the six months ended June 30, 2018 and the year ended December 31, 2017. Actual results could differ from those estimates made by management.

Subsequent Events

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Adoption of Recent Accounting Pronouncements

Adoption of ASU 2014-09

Initial Adoption —On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the FASB Accounting Standards Codification (“ASC”) as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. The adoption of ASC 606 did not have a material impact on the results of operations for the three and six months ended June 30, 2018, and the Company does not expect it to have a material impact on its results of operations for the remainder of 2018 and on a prospective basis.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standard update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning January 1, 2020. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In March 2016, the FASB issued an accounting standard update that provides a new requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. All of the guidance will be effective for the Company in the fiscal year beginning January 1, 2018. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures

In August 2016, the FASB issued an accounting standard update addressing the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for nonpublic entities. The amendments in this ASU should be applied using a retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures.

Note 4 – Related parties transactions

As of June 30, 2018, and December 31, 2017, the Company had a loan payable of $337 to Kiaran Sim, Chief Operating Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

As of June 30, 2018 and December 31, 2017, the Company had a loan payable of $2,993 and $0, respectively, to Jennifer Dyer, Chief Executive Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

As of June 30, 2018, and December 31, 2017, the Company had a loan payable of $246 to Dylan Cohen, former Senior VP of Strategy and $950 to an individual. These loans are unsecured, non-interest bearing, and have no specific terms for repayment.

Jennifer Dyer (CEO, President and Director) is currently providing offices, internet access and phones to the Company at her residence complex at a monthly rent of $2,000. The term is month to month.

Note 5 – Notes payable

On January 15, 2016, the Company entered a Payment Rights Purchase and Sale Agreement with EBF Partners LLC (“EBF”). EBF purchased $30,800 of the merchant sales for $22,000. In exchange for the purchased amount, the Company agreed to enter into an ACH debit authorization allowing EBF to deduct daily payment amounts of $308 until EBF has received the purchase amount of $30,800. The loan is under personal guarantee by our Co-Founder and CEO, Jennifer Dyer. The Company has recorded debt discount of $8,800, and loan issuance cost of $660 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $9,460 was amortized over the term of the loan. As of June 30, 2018 and December 31, 2017, $1,608 of this loan remains outstanding.

On February 11, 2016, the Company entered a Payment Rights Purchase and Sale Agreement with Good Loans, LLC (“Good Loans”). Good Loans purchased $14,200 of the merchant sales for $9,000. In exchange for the purchased amount, the Company agreed to enter into an ACH debit authorization allowing Good Loans to deduct daily payment amounts of $250 until Good Loans has received the purchase amount of $14,200. The loan is under personal guarantee by our Co-Founder and CEO, Jennifer Dyer and our Co-founder and Chief Operating Officer, Kiaran Sim. The Company has recorded debt discount of $4,200, and loan issuance cost of $300 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $4,500 was amortized over the term of the loan. As of June 30, 2018, and December 31, 2017, $2,848 of this loan remains outstanding.

On February 18, 2016, the Company entered a Loan Agreement with Yellowstone Capital West, LLC (“Yellowstone”). Yellowstone loaned $11,920 and the company received a cash payment in the amount of $6,805. The Company agreed to enter into an ACH debit authorization allowing Yellowstone to deduct daily payment amounts of $146 until Yellowstone has received the purchase amount of $11,920. The loan is under personal guarantee by our Co-Founder and CEO, Jennifer Dyer. The Company has recorded debt discount of $3,920, and loan issuance cost of $1,195 for the loan origination fees paid at inception date. The total debt discount and loan issuance cost of $5,115 was amortized over the term of the loan. As of June 30, 2018, and December 31, 2017, $2,148 of this loan remains outstanding.

Note 6 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock.

During the six months ended June 30, 2018, the Company issued 202,779 shares of common stock with a par value of $0.001 at issuance prices of between $0.60 - $0.75 per share, for a total investment of $130,172 as detailed below.

Dates	$/Share	Shares	Amount

January-June	$0.60	55,832	$33,500
January	$0.75	11,562	8,672
March-June	$0.65	135,385	88,000
Total		202,779	$130,172

During the six months ended June 30, 2018, the Company issued 298,077 shares of common stock with par value of $0.0001, for services valued at $191,250.

As of June 30, 2018, and December 31, 2017, a total of 14,349,737 and 13,848,881, respectively, of shares of common stock is issued and outstanding.

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

As of June 30, 2018, and December 31, 2017 a total of 1,000,000 shares of Series A Preferred Stock are issued and outstanding.

Note 7 – Subsequent Events

During the months of July and August of 2018, the Company issued 58,769 shares of common stock with a par value of $0.0001 at an issuance price of $0.65 per share, for a total investment of $38,200, as detailed below:

Dates	$/Share	Shares	Amount
July	$0.65	58,769	$38,200
Total		58,769	$38,200

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the six ended June 30, 2018. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Results of Operations

Comparison of the three-month periods ended June 30, 2018 and 2017

Revenue

We did not generate any revenue for the three months ended June 30, 2018 nor any for the three months ended June 30, 2017.

General and Administrative Expense

General and administration expenses for the three months ended June 30, 2018, amounted to $222,801 compared to $1,183,669 during the three months ended June 30, 2017. The decrease is primarily attributable to due to the valuation of preferred stock issued to the CEO and COO during 2017.

Research and Development Expenses

Research and Development expense for the three months ended June 30, 2018, amounted to $3,160 compared with $8,070 for the three months ended June 30, 2017. This decrease is because of a reduction in funding during the three months ended June 30, 2018.

Exchange Loss

For the three months ended June 30, 2018 the Company incurred an exchange gain of $334, compared to $270 for the three months ended June 30, 2017. This exchange rate gain was incurred as a result of a common stock subscription received by an overseas investor.

Net Loss

For the three months ended June 30, 2018, we incurred a net loss of $226,295, compared to a net loss of $1,198,804 for the three months ended June 30, 2017. The decrease is primarily attributable to the valuation associated with the issuance of preferred stock to the Company CEO and COO during 2017.

For the six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenue

We did not generate any revenue for the six months ended June 30, 2018 nor any for the six months ended June 30, 2017 and we sustained net losses of $455,447 and $1,338,076, respectively, for those two quarterly periods. This decrease in net losses is primarily attributable to the valuation of preferred stock issued to the CEO and COO during 2017.

General and Administration Expense

General and Administration expense decreased to $427,597 for the six months ended June 30, 2018 as compared with $1,293,009 for the six months ended June 30, 2017. This decrease is due to the valuation of preferred stock issued to the CEO and COO during 2017.

Research and Development Expenses

Research and Development expense increased to $27,449 for the six months ended June 30, 2018 as compared with $26,976 for the six months ended June 30, 2017. This slight increase is attributable to the Company’s not having to allocate their cash resources toward professional fees to facilitate registering the Company on the Over the Counter exchange in 2018 as it did in 2017.

Interest Expense/Income

For the six months ended June 30, 2018 interest expense was $0 compared to $17,833 for the six months ended June 30, 2017. This decrease in interest expense occurred because of the absence of convertible notes held by the Company, which converted in April 2017.

Liquidity and Capital Resources

As of June 30, 2018, we have $2,582 in current assets and $300,873 in current liabilities. Our total assets were $3,878 and our total liabilities were $300,873. We had $2,582 in cash and our working capital deficit was $298,291.

Cash Flows:

	For the six months ended
	June 30,
	2018	2017
Cash Flows Used in Operating Activities	$(154,512)	$(196,971)
Cash Flows Provided by Financing Activities	134,102	203,529
Effects of Currency Translations	-	-
Net (decrease) increase in cash	$(20,410)	$6,558

Cash flows provided by financing activities for the six months ended June 30, 2018 was $134,102 compared to $203,529 for the same period in 2017. The decrease is due to a decrease in funding during the six months ended June 30, 2018.

Net cash used in operations was $154,512 for the six months ended June 30, 2018 compared to $196,971 for the same period in 2017. This decrease was primarily attributable to a decrease in the Company’s cash resources as a result of decreased funding during the six-month period ending June 30, 2018.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2018, we had $2,582 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next 12 months.

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

We believe the following is among the most critical accounting policies that impact are financial statement. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition

Adoption of ASU 2014-09

Initial Adoption —On January 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the FASB Accounting Standards Codification (“ASC”) as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. the adoption of ASC 606 did not have a material impact on the results of operations for the three and six months ended June 30, 2018, and the Company does not expect it to have a material impact on its results of operations for the remainder of 2018 and on a prospective basis.

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

As of the six months ended June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the six months ended June 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, the Company issued 125,000 shares of common stock with a par value of $0.0001 at an issuance price $0.65 per share, for services valued at $81,250.

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

Yappa World Incorporated
(Registrant)

Dated: August 20, 2018	By:	/s/ Jennifer Dyer
Jennifer Dyer
President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yappa World Incorporated

Dated: August 20, 2018	By:	/s/ Jennifer Dyer
Jennifer Dyer
President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: August 20, 2018	By:	/s/ Kiaran Sim
Kiaran Sim
Chief Operating Officer and Director (Principal Financial Officer)

Dated: August 20, 2018	By:	/s/ Mario Beckles
Mario Beckles
Chief Financial Officer (Principal Accounting Officer)

